Form 10QSB
period 1999-12-31
DIGITAL STAR INC
filed 2000-02-14
CIK 1096764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:      December 31, 1999
                                         --------------------------------
           OR

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                to
                                         -------------    ---------------------


         Commission File No. 0-96764
                             -----------------------

                                Digital Star Inc.
                     --------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            British Virgin Islands                     N/A
          ---------------------------------      ------------------
            (State or other jurisdiction           (IRS Employer
          of incorporation or organization)      Identification No.)


                           Room 1806, Hutchison House
                            10 Harcourt Road, Central
                                    Hong Kong
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (852)2802 3638
                    -----------------------------------------
                           (Issuer's telephone number)


                                 Not Applicable
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                        No     X
                         ---------                 ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                    2,000,000 common stock, $.0001 par value
                                    ----------------------------------------


          Transitional Small Business Disclosure Format (check one).

   Yes                                    No     X
         -------------                      ----------


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 11, 2000.

                                DIGITAL STAR INC.
                          (a development stage company)
                      BALANCE SHEET AS OF DECEMBER 31, 1999



                                                           September 30,           December 31,
                                                               1999                   1999
                                                             Audited                Unaudited
                                                           -------------            -----------
                        Assets
 Current assets
  Cash and cash equivalents                                  $ 20,000                $ 20,000
                                                             --------                --------
  Total current assets                                       $ 20,000                $ 20,000
                                                             ========                ========
 capital assets                                                   -0-                     -0-

 Other assets                                                     -0-                     -0-

  Excess of purchase paid over book values                        -0-                     -0-
  Security deposits                                               -0-                     -0-
                                                             --------                --------
  Total other assets                                              -0-                     -0-
                                                             --------                --------
 Total assets                                                $ 20,000                $ 20,000
                                                             ========                ========

            Liability and Stockholders' Equity

 Current liabilities

  Accounts payable and accrued expenses                      $  5,000                $  8,680
                                                             --------                --------
  Total liabilities                                          $  5,000                $  8,680
                                                             ========                ========
 Stockholders' equity

 Common stock-$.0001 par value,
 authorized 400,000,000 shares.
 The number of shares outstanding
 at December 31, 1999 was 2,000,000                               200                     200

  Additional paid in capital                                   19,800                  19,800
  Accumulated deficit during development stage                 (5,000)                 (8,680)
                                                             --------                --------
 Total stockholders' equity                                    15,000                  11,320
                                                             --------                --------

Total liabilities and stockholders' equity                     20,000                  20,000
                                                             ========                ========

                                Digital Star Inc.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                              For the quarter   For the quarter
                                  ended               ended
                              December 31,       December 31,
                                  1998               1999
                               Unaudited           Unaudited
                              ---------------    -------------
Income                          $ -0-             $       -0-
Costs of goods sold               -0-                     -0-
                                -----             -----------
Gross profit                      -0-                     -0-
operations:
 General and
 administration                   -0-             $    (3,680)
 Depreciation and
   amortization                   -0-                     -0-
                                -----             -----------
Total expense                                     $    (3,680)

Net Profit (Loss)
 from operations                $  (0)            $    (3,680)

Net income (Loss) per
 share-basic                    $  (0)            0.184 cents

Total number of
 shares outstanding               -0-               2,000,000

                                DIGITAL STAR INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  For the quarter  For the quarter
                                                     ended              ended
                                                    December 31,     December 31,
                                                      1998              1999
                                                   Unaudited         Unaudited
                                                  --------------   --------------
Cash Flows from Operating Activities
 Net profit (loss)                                     $0            $ (3,680)
 Increase in accrued liabilities                        0               3,680
 Depreciation and amortization                          0                   0
 Non-cash transactions
 officer loans                                          0                   0
 Total Cash Flows from Operations                       0                   0

Cash Flows from Financing Activities
 Sale of stock                                          0                   0
 Total Cash Flows from Financing Activities             0                   0

Cash Flows from Investing Activities
 Capital assets                                         0                   0
 Loan receivable
 Security deposit                                       0                   0
 Total Cash Flows from Investing Activities             0                   0

Net Increase (Decrease) in Cash                         0                   0
Cash Balance Beginning of Period                        0            $ 20,000

Cash Balance End of Period                              0            $ 20,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       Forward-Looking Statements

         The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," " should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

2.       Development stage activities.

                  The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended December 31, 1999. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company has incurred liabilities in the amount of $3,680 through December 31, 1999. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

3. Results of operations for the period from September 30, 1999 through December 31, 1999

                  For the quarterly period from September 30, 1999 through December 31, 1999, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately -0-% for the quarterly period from September 30, 1999 through December 31, 1999.

                  The Company's overhead costs aggregated approximately $-0- for the quarterly period from September 30, 1999 through December 31, 1999.

4.       Liquidity and capital resources.

                  The Company has maintained its liquidity of $20,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $20,000.

                  The Company did not expend any funds from September 30, 1999 through December 31, 1999. The Company has, however, incurred expenses and additional liabilities totaling $3,680 from September 30, 1999 through December 31, 1999.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $3,680 for the period from September 30, 1999 to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                              RESULTS OF OPERATIONS

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None.

Item 2.  Changes in Securities

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

 None.

Item 5.  Other Information

 None.

Item 6.  Exhibits and Reports on Form 8-K

                  The Company did not file a report on Form 8-K during the three months ended December 31, 1999.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Digital Star Inc.
                                     (Registrant)

   Date: February 14, 2000          By: /s/ Kevin Sheung Wai Chan
                                        -----------------------------
                                        Director

                                    By: /s/ Silas Sheung Kwan Chan
                                        -----------------------------
                                        Director and Secretary