Form 10QSB
period 2000-06-30
DIGITAL STAR INC
filed 2000-08-14
CIK 1096764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:           June 30, 2000

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

         Yes  [  ]                                                 No   [ X ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                        2,000,000 common stock, $.0001 par value
                                        ----------------------------------------


         Transitional Small Business Disclosure Format (check one).

Yes                                                                 No     X
    -----------                                                        ---------


                         PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission. While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements included in the Company's registration statement filed on Form 20-F on November 11, 1999, as amended on February 10, 2000, February 11, 2000 and further amended on June 30, 2000.

                                DIGITAL STAR INC.
                          (a development stage company)
                        BALANCE SHEET AS OF JUNE 30, 2000

                                                         December 31,           June 30,
                                                             1999                 2000
                                                          Unaudited            Unaudited
                                                           --------             --------
    Assets
   Current assets
    Cash and cash equivalents                              $ 20,000             $ 20,000
                                                           --------             --------
    Total current assets                                   $ 20,000             $ 20,000
                                                           ========             ========
   capital assets                                               -0-                  -0-

   Other assets                                                 -0-                  -0-

    Excess of purchase paid over book values                    -0-                  -0-
    Security deposits                                           -0-                  -0-
                                                           --------             --------
    Total other assets                                          -0-                  -0-
                                                           --------             --------
   Total assets                                            $ 20,000             $ 20,000
                                                           ========             ========

              Liability and Stockholders' Equity

   Current liabilities

    Accounts payable and accrued expenses                  $  8,680             $ 21,975
                                                           --------             --------
    Total liabilities                                      $  8,680             $ 21,975
                                                           ========             ========
   Stockholders' equity

  Class A stock-$.0001 par value,
  authorized 400,000,000 shares
  The number of Class A shares outstanding
  at June 30, 2000 was 2,000,000                                200                  200

 Class B stock-$.0001 par value,
 authorized 100,000,000 shares
 The number of Class B shares outstanding
 at June 30, 2000 was 0                                           0                    0

    Additional paid in capital                               19,800               19,800
    Accumulated deficit during development stage             (8,680)             (21,975)
                                                           --------             --------
   Total stockholders' equity                                11,320               (1,975)
                                                           --------             --------

  Total liabilities and stockholders' equity                 20,000               20,000
                                                           ========             ========


                                Digital Star Inc.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  For the                For the
                                   period                  period
                                  between                 between
                                December 31,            September 15,
                                1999 to June            1999 to June
                                  30, 2000.               30, 2000
                                  Unaudited              Unaudited
                                 -----------            -----------
Income                                 $ -0-                   $-0-
Costs of goods sold                      -0-                    -0-
                                 -----------            -----------
Gross profit                             -0-                    -0-
operations:
 General and
 administration                  ($   13,295)           ($   16,975)
 Depreciation and
 amortization                            -0-                    -0-
                                 -----------            -----------
Total expense                    $   (13,295)           $   (16,975)

Net Profit (Loss)
from operations                  $   (13,295)           $   (16,975)

Net income (Loss) per
 share-basic                      0.46 cents             0.46 cents

Total number of
 shares outstanding                2,000,000              2,000,000

                                DIGITAL STAR INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       For the              For the
                                                       period               period
                                                       between              between
                                                     December 31,         September 15,
                                                     1999 to June         1999 to June
                                                      30, 2000.             30, 2000
                                                      Unaudited            Unaudited
                                                       --------             --------
 Cash Flows from Operating Activities
   Net profit (loss)                                   $(13,295)            $(16,975)
 Increase in accrued liabilities                         13,295               16,975
 Depreciation and amortization                                0                    0
 Non-cash transactions
 officer loans                                                0                    0
 Total Cash Flows from Operations                             0                    0

Cash Flows from Financing Activities
 Sale of stock                                                0                    0
 Total Cash Flows from Financing Activities                   0                    0

Cash Flows from Investing Activities
 Capital assets                                               0                    0
 Loan receivable
 Security deposit                                             0                    0
 Total Cash Flows from Investing Activities                   0                    0

Net Increase (Decrease) in Cash                               0                    0
Cash Balance Beginning of Period                       $ 20,000             $ 20,000

Cash Balance End of Period                             $ 20,000             $ 20,000

NOTES TO FINANCIAL STATEMENTS: METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.

The Company operates on a fiscal year ending September 30.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Forward-Looking Statements

     The statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," " should'' or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, Year 2000 compliance and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Potential risks and uncertainties that could affect the Company's future operating results include, but are not limited to: (i) economic conditions, including economic conditions related to entry into any new business venture; (ii) the availability of equipment from the Company's vendors at current prices and levels; (iii) the intense competition in the markets for the Company's new products and services; (iv) the Company's ability to integrate acquired companies and businesses in a cost-effective manner; (v) the Company's ability to effectively implement its branding strategy; and (vi) the Company's ability to develop, market, provide, and achieve market acceptance of new service offerings to new and existing clients.

2.Development stage activities.

         The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended June 30, 2000. During this period, management had devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Exchange Act. The Company has incurred liabilities in the amount of $21,975 through June 30, 2000. These additional liabilities are owed to the Company's outside legal counsel for the performance of services. Outside legal counsel provided legal advice relating to the formation of the Company and the finalization of its registration statement with the Securities and Exchange Commission. The Company expects additional legal fees of at least $2,000 will be due and payable in the next fiscal quarter. The Company has not yet generated sufficient revenues during its limited history to fund its expenses.

         The Company operates on a fiscal year ending September 30.

3. (a) Results of operations for the period from April 1, 2000 through June 30, 2000

         For the quarterly period from April 1, 2000 through June 30, 2000, the Company generated net sales of approximately $-0-.

         The Company's gross profit on sales was approximately -0-% for the quarterly period from April 1, 2000 through June 30, 2000.


         The Company incurred expenses totaling approximately $9,208 for the quarterly period from April 1, 2000 through June 30, 2000.

    (b) Results of operations for the period from December 31, 1999 through June 30, 2000

         For the six-month period from December 31, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

         The Company's gross profit on sales was approximately -0-% for the six-month period from December 31, 1999 through June 30, 2000.

         The Company incurred expenses totaling approximately $13,295 for the six-month period from December 31, 1999 through June 30, 2000.




     (c) Results of operations for the period from September 15, 1999 through June 30, 2000

         For the period from September 15, 1999 through June 30, 2000, the Company generated net sales of approximately $-0-.

         The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through June 30, 2000.

         The Company incurred expenses totaling approximately $16,975 for the period from September 15, 1999 through June 30, 2000.


4.   Liquidity and capital resources.

         The Company has maintained its liquidity of $20,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $20,000.

         The Company did not expend any funds from December 31, 1999 through June 30, 2000. The Company has, however, incurred expenses and additional liabilities totaling $13,295 from December 31, 1999 through June 30, 2000.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $13,295 for the period from December 31, 1999 to June 30, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

    None.

   Item 5. Other Information

    None.

   Item 6. Exhibits and Reports on Form 8-K

   Exhibit 27.1  Financial Data Schedule

         The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Digital Star Inc.
                                          (Registrant)

   Date: August 14, 2000                By:  /s/ Kevin Sheung Wai Chan
                                                 -----------------------------
                                                 Director

                                        By:  /s/ Silas Sheung Kwan Chan
                                                 -----------------------------
                                                 Director and Secretary