Form 10QSB/A
period 2000-03-31
DIGITAL STAR INC
filed 2000-08-17
CIK 1096764

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                                DIGITAL STAR INC.
                          (a development stage company)
                       BALANCE SHEET AS OF MARCH 31, 2000


                                                       September 30,        March 31,
                                                           1999              2000
                                                        Unaudited          Unaudited
                                                       -------------       ----------
                          Assets
   Current assets
    Cash and cash equivalents                            $ 20,000           $ 20,000
                                                         --------           --------
    Total current assets                                 $ 20,000           $ 20,000
                                                         ========           ========
   capital assets                                             -0-                -0-

   Other assets                                               -0-                -0-

    Excess of purchase paid over book values                  -0-                -0-
    Security deposits                                         -0-                -0-
                                                         --------           --------
    Total other assets                                        -0-                -0-
                                                         --------           --------
   Total assets                                          $ 20,000           $ 20,000
                                                         ========           ========

              Liability and Stockholders' Equity

   Current liabilities

    Accounts payable and accrued expenses                $  8,680           $ 12,767
                                                         --------           --------
    Total liabilities                                    $  8,680           $ 12,767
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
                                                         ========           ========

                                Digital Star Inc.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                        For the               For the
                                        period between        period between
                                        September 30,         September 15,
                                        1999 to               1999 to
                                        March 31, 2000        March 31, 2000
                                        Unaudited             Unaudited
                                        --------------        --------------
Income                                  $      -0-            $      -0-
Costs of goods sold                            -0-                   -0-
                                        ----------            ----------
Gross profit                                   -0-                   -0-
operations:
 General and administration             $   (7,767)           $   (7,767)
 Depreciation and
   amortization                                -0-                   -0-
                                        ----------            ----------
Total expense                           $   (7,767)           $   (7,767)

Net Profit (Loss)
 from operations                        $   (7,767)           $   (7,767)

Net income (Loss) per
 share-basic                                  0.20 cents            0.20 cents

Total number of
 shares outstanding                      2,000,000             2,000,000

                                DIGITAL STAR INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the                For the
                                         period between         period between
                                         September 30,          September 15,
                                         1999 to                1999 to
                                         March 31, 2000         March 31, 2000
                                         Unaudited              Unaudited
                                         --------------         --------------
Cash Flows from Operating Activities
 Net profit (loss)                         $ (7,767)              $  (7,767)
 Increase in accrued liabilities              7,767                   7,767
 Depreciation and amortization                    0                       0
 Non-cash transactions
 officer loans                                    0                       0
 Total Cash Flows from Operations                 0                       0

Cash Flows from Financing Activities
 Sale of stock                                    0                       0
 Total Cash Flows from Financing
  Activities                                      0                       0

Cash Flows from Investing Activities
 Capital assets                                   0                       0
 Loan receivable
 Security deposit                                 0                       0
 Total Cash Flows from Investing
  Activities                                      0                       0

Net Increase (Decrease) in Cash                   0                       0
Cash Balance Beginning of Period           $ 20,000               $  20,000

Cash Balance End of Period                 $ 20,000               $  20,000


NOTES TO FINANCIAL STATEMENTS: METHOD OF PRESENTATION

The Company has been a development stage enterprise since its incorporation on September 15, 1999 and for the three months ended March 31, 2000. During this period, management devoted the majority of its efforts to registering with the Securities and Exchange Commission pursuant to Sections 12(b) or (g) of the Securities Exchange Act of 1934 (the "Exchange Act"). Management does not have planned operations other than it anticipates that the Company will remain a development stage enterprise until such time as it registers with the Securities and Exchange Commission.

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

3. (a) Results of operations for the period from December 31, 1999 through March 31, 2000

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

         (b) Results of operations for the period from September 30, 1999 through March 31, 2000

                  For the six-month period from September 30, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately -0-% for the six-month period from September 30, 1999 through March 31, 2000.

                  The Company incurred expenses totaling approximately $7,767 for the six-month period from September 30, 1999 through March 31, 2000.

         (c) Results of operations for the period from September 15, 1999 through March 31, 2000

                  For the period from September 15, 1999 through March 31, 2000, the Company generated net sales of approximately $-0-.

                  The Company's gross profit on sales was approximately $-0-% for the period from September 15, 1999 through March 31, 2000.

                  The Company incurred expenses totaling approximately $7,767 for the period from September 15, 1999 through March 31, 2000.

4.       Liquidity and capital resources.

                  The Company has maintained its liquidity of $20,000 from a cash balance at the Company's incorporation. The Company has been funded through the process of selling shares of common stock in a private placement aggregating $20,000.

                  The Company did not expend any funds from September 30, 1999 through March 31, 2000. The Company has, however, incurred expenses and additional liabilities totaling $7,767 from September 30, 1999 through March 31, 2000.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $7,767 for the period from September 30, 1999 to March 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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

                                        Digital Star Inc.
                                        (Registrant)

   Date: August 17, 2000                By:  /s/ Kevin Sheung Wai Chan
                                             -----------------------------
                                             Director

                                        By:  /s/ Silas Sheung Kwan Chan
                                             -----------------------------
                                             Director and Secretary